Form 10-K
period 2018-03-31
Nissan Auto Lease Trust 2016-A
filed 2018-06-29
CIK 1673576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

333-209768-02

(Commission file number of Issuing Entity)

NISSAN AUTO LEASE TRUST 2016-A

(Exact name of issuing entity specified in its charter)

Central Index Key Number of issuing entity: 0001673576

333-209768

(Commission file number of Depositor)

NISSAN AUTO LEASING LLC II

(Exact name of depositor as specified in its charter)

Central Index Key Number of depositor: 0001244832

NISSAN MOTOR ACCEPTANCE CORPORATION

(Exact name of sponsor as specified in its charter)

Central Index Key Number of sponsor: 0001540639

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer:	☐	Accelerated Filer:	☐

Non-Accelerated Filer:	☒ (Do not check if a smaller reporting company)	Smaller reporting company:	☐

		Emerging growth company:	☐

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

Registrant has no common equity outstanding held by non-affiliates.

PART I

The following items have been omitted in accordance with General Instructions J(1) to Form 10-K:

(A)	Item 1. Business.

(B)	Item 1A. Risk Factors.

(C)	Item 2. Properties.

(D)	Item 3. Legal Proceedings.

Item 1B.	Unresolved Staff Comments.

Nothing to report.

Item 4.	Mine Safety Disclosures.

Nothing to report.

PART II

The following items have been omitted in accordance with General Instructions J(1) to Form 10-K:

(A)	Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(B)	Item 6. Selected Financial Data.

(C)	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(D)	Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

(E)	Item 8. Financial Statements and Supplementary Data.

(F)	Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(G)	Item 9A. Controls and Procedures.

Item	9B. Other Information.

Nothing to report.

PART III

The following items have been omitted in accordance with General Instructions J(1) to Form 10-K:

(A)	Item 10. Directors, Executive Officers and Corporate Governance.

(B)	Item 11. Executive Compensation.

(C)	Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(D)	Item 13. Certain Relationships and Related Transactions, and Director Independence.

(E)	Item 14. Principal Accountant Fees and Services.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Not applicable.

(a)(2)	Not applicable.

(a)(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in Item 15(b) below.

(b)	The exhibits filed in response to Item 601 of Regulation S-K.

The following exhibits are filed as part of this annual report or, where indicated, were heretofore filed and are hereby incorporated by reference.

Exhibit No.

3.1	Certificate of Formation of Nissan Auto Leasing LLC II (“NALL II”) (incorporated by reference to Exhibit 3.1 of Form SF-3, dated February 26, 2016, and filed by NALL II, as depositor (the “Depositor”) with the SEC on February 26, 2016, File No. 333-209768)

3.2	Limited Liability Company Agreement of NALL II (incorporated by reference to Exhibit 3.2 of Form SF-3, dated February 26, 2016, and filed by the Depositor with the SEC on February 26, 2016, File No. 333-209768)

4.1	Indenture, dated as of May 25, 2016, by and between the Issuing Entity, and U.S. Bank National Association (“U.S. Bank”), as indenture trustee (the “Indenture Trustee”) (incorporated by reference to Exhibit 4.1 of Form 8-K, dated May 25, 2016, File No. 333-209768-02)

10.1	Agreement of Definitions, dated as of May 25, 2016, by and among the Issuing Entity, NILT Trust, as grantor and UTI Beneficiary, Nissan-Infiniti LT (the “Titling Trust”), Nissan Motor Acceptance Corporation (“NMAC”), in its individual capacity, as servicer and administrative agent, NALL II, NILT, Inc., as trustee, Wilmington Trust, National Association, as owner trustee (the “Owner Trustee”), Wilmington Trust Company (“WTC”), as Delaware trustee, and U.S. Bank, as trust agent and Indenture Trustee (incorporated by reference to Exhibit 10.1 of Form 8-K, dated May 25, 2016, File No. 333-209768-02)

10.2	2016-A SUBI Supplement, dated as of May 25, 2016, by and among NILT Trust, as grantor and UTI Beneficiary, NMAC, as servicer, NILT, Inc., as trustee, WTC, as Delaware trustee, and U.S. Bank, as trust agent (incorporated by reference to Exhibit 10.2 of Form 8-K, dated May 25, 2016, File No. 333-209768-02)

10.3	2016-A SUBI Servicing Supplement, dated as of May 25, 2016, by and among the Titling Trust, NILT Trust, as UTI beneficiary, and NMAC, as servicer (incorporated by reference to Exhibit 10.3 of Form 8-K, dated May 25, 2016, File No. 333-209768-02)

10.4	Amended and Restated Trust Agreement for the Issuing Entity, dated as of May 25, 2016, by and between NALL II, as transferor (the “Transferor”) and the Owner Trustee (incorporated by reference to Exhibit 10.4 of Form 8-K, dated May 25, 2016, File No. 333-209768-02)

10.5	Trust Administration Agreement, dated as of May 25, 2016, by and among the Issuing Entity, NMAC, as administrative agent, the Transferor, and the Indenture Trustee (incorporated by reference to Exhibit 10.5 of Form 8-K, dated May 25, 2016, File No. 333-209768-02)

10.6	SUBI Certificate Transfer Agreement, dated as of May 25, 2016, by and between NILT Trust, as transferor, and NALL II, as transferee (incorporated by reference to Exhibit 10.6 of Form 8-K, dated May 25, 2016, File No. 333-209768-02)

10.7	Trust SUBI Certificate Transfer Agreement, dated as of May 25, 2016, by and between NALL II, as transferor and the Issuing Entity, as transferee (incorporated by reference to Exhibit 10.7 of Form 8-K, dated May 25, 2016, File No. 333-209768-02)

10.8	Asset Representations Review Agreement, dated as of May 25, 2016, among the Issuing Entity, NMAC, as sponsor and servicer, and Clayton Fixed Income Services LLC, as asset representations reviewer (incorporated by reference to Exhibit 10.8 of Form 8-K, dated May 25, 2016, File No. 333-209768-02)

10.9	Amendment to SUBI Servicing Supplements, dated as of March 27, 2018, between and among the Titling Trust, NILT Trust, and NMAC, as servicer (incorporated by reference to Exhibit 10.3 of Form 10-D, dated March 29, 2018, File No. 333-209768-02)

10.10	Amended and Restated Trust and Servicing Agreement for the Titling Trust, dated August 26, 1998, among NILT Trust, as grantor and UTI beneficiary, NMAC, as servicer, NILT, Inc., as trustee, WTC, as Delaware trustee, and U.S. Bank, as trust agent (incorporated by reference to Exhibit 4.3 of Form S-3, dated May 18, 2006, and filed by the Depositor with the SEC on May 18, 2006, File No. 333-134238)

10.11	Servicing Agreement, dated as of March 1, 1999, among the Titling Trust, NILT Trust, as UTI beneficiary, and NMAC, as servicer (incorporated by reference to Exhibit 4.5 of Form S-3, dated May 18, 2006, and filed by the Depositor with the SEC on May 18, 2006, File No. 333-134238)

10.12	First Amendment to Servicing Agreement dated as of January 3, 2001, among the Titling Trust, NILT Trust, as UTI beneficiary, and NMAC, as servicer (incorporated by reference to Exhibit 4.6 of Form S-3, dated May 18, 2006, and filed by the Depositor with the SEC on May 18, 2006, File No. 333-134238)

10.13	Amended and Restated Trust Agreement for NILT Trust, dated March 1, 1999, among NMAC, as grantor and beneficiary, U.S. Bank, as trustee, NMAC, as administrator, and WTC, as Delaware trustee (incorporated by reference to Exhibit 4.9 of Form S-3, dated May 18, 2006, and filed by the Depositor with the SEC on May 18, 2006, File No. 333-134238)

31.1	Certification of Senior Officer in Charge of the Servicing Function of the Servicer Pursuant to Rule 15d-14(d)

33.1	Report on Assessment of Compliance With Applicable Servicing Criteria for Asset-Backed Securities of Nissan Motor Acceptance Corporation

33.2	Management’s Assertion on Compliance With Regulation AB (U.S. Bank National Association)

34.1	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)

34.2	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)

35.1	Servicer Compliance Statement of Nissan Motor Acceptance Corporation

(c)	Not applicable.

Item 16.	Form 10-K Summary.

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

Item 1117 of Regulation AB. Legal Proceedings.

The Indenture Trustee, U.S. Bank, National Association, has provided the information contained in the following three paragraphs for purposes of compliance with Regulation AB.

Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities (“RMBS”) trusts. The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo. The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee’s purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above with the most substantial case being: BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 770 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S Bank National Association, No. 14-cv-9401 (S.D.N.Y.). Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

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

The Servicing Assessment Report for the Servicer and the related Attestation Report have identified a material instance of noncompliance related to the servicing criterion set forth in Item 1122(d)(4)(vi)—changes with respect to the terms or status of an obligor’s pool asset (e.g., loan modifications or re-agings) were not made, reviewed and approved by authorized personnel in accordance with the transaction agreements and related pool asset documents. This material instance of noncompliance may relate to the lease contracts underlying the asset-backed securities covered in this Form 10-K and issued by the Issuer.

Under the transaction agreements for retail and lease asset-backed securities in transactions included in the assessed retail and lease contract servicing platform (the “Platform”), extensions of receivables and lease contracts are required to be made in accordance with the Servicer’s customary servicing practices. Certain extensions for receivables and lease contracts were not approved by an employee of the Servicer with the appropriate level of authority and certain receivables and lease contracts received duplicate extensions on the same day due to the processing of duplicate service requests, in each case, not in accordance with the Servicer’s customary servicing practices.

The Servicer has corrected internal procedures to ensure that all extensions are made in accordance with the Servicer’s customary servicing practices as specified in the transaction agreements. The Servicer has concluded that the identified material instance of non-compliance did not result in any material adverse effect on noteholders or change the amount or timing of payments to noteholders.

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

NISSAN AUTO LEASE TRUST 2016-A

By:	Nissan Motor Acceptance Corporation,
as servicer

By:	/s/ Kevin J. Cullum
Kevin J. Cullum
President and Chief Executive Officer
(senior officer in charge of the servicing function)

Date: June 29, 2018